Form 10-Q
period 2011-09-30
Golden Bridge Corp.
filed 2011-11-23
CIK 1527760

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54475

Golden Bridge Corp.
(Exact name of registrant as specified in its charter)

Delaware	27-3882382
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

83 Chrystie Street # 6F, New York, NY 10002
(Address of principal executive offices)

(212) 918-9390
(Registrant’s telephone number, including area code)

No change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file.  See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [  ].

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of November 23, 2011.

GOLDEN BRIDGE CORP.

- INDEX -

		Page

PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	2

	Statements of Operations (Unaudited) for Three and Nine Months Ended September 30, 2011 and for the Period from November 3, 2010 (Inception) to September 30, 2011	3

	Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2011 and for the Period from November 3, 2010 (Inception) to September 30, 2011	4

	Notes to Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Removed and Reserved	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended September 30, 2011 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10 as amended, initially filed with the Securities and Exchange Commission on August 11, 2011.

GOLDEN BRIDGE CORP.
(A Development Stage Company)
 BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$20,036	$8,906
Prepaid expenses	-	12,500
Stock subscription receivable	-	28,500
Total Current Assets	20,036	49,906

Total Assets	$20,036	$49,906

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued expenses	$3,500	$-
Due to stockholder	507	507
Total Current Liabilities	4,007	507

Stockholders' Equity
Preferred stock par value $0.0001; 10,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2011 and December 31, 2010	-	-
Common stockpar value $0.0001; 100,000,000 shares authorized, 5,000,000 shares issued and outstanding as of September 30, 2011 and December 31, 2010	500	500
Additional paid-in capital	49,500	49,500
Deficit accumulated during the development stage	(33,971)	(601)
Total Stockholders' Equity	16,029	49,399

Total Liabilities and Stockholders' Equity	$20,036	$49,906

See accompanying notes to the financial statements

GOLDEN BRIDGE CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS (UNAUDITED)

			Cumulative from
			November 3, 2010
	Three Months Ended	Nine Months Ended	(Inception) to
	September 30, 2011	September 30, 2011	September 30, 2011

Revenue	$-	$-	$-

Operating expenses:
General and administrative expenses	(11,103)	(33,370)	(33,971)
Total operating expenses:	(11,103)	(33,370)	(33,971)

Loss before provision for income taxes	(11,103)	(33,370)	(33,971)

Income tax provision	-	-	-

Net loss	$(11,103)	$(33,370)	$(33,971)

Net loss per share
Basic	*	*	*
Diluted	*	*	*

Weighted average shares outstanding
Basic	5,000,000	5,000,000	5,000,000
Diluted	5,000,000	5,000,000	5,000,000

*  Less than $.01

See accompanying notes to the financial statements

GOLDEN BRIDGE CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (UNAUDITED)

		Cumulative from
		November 3, 2010
	Nine Months Ended	(Inception) to
	September 30, 2011	September 30, 2011

Cash flows from operating activities:
Net loss	$(33,370)	$(33,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	12,500	-
Accrued expenses	3,500	3,500
Net cash used in operating activities	(17,370)	(30,471)

Cash flows from financing activities:
Proceeds from issuance of common stock	28,500	50,000
Due to stockholder	-	507
Net cash provided by financing activities	28,500	50,507

Net increase in cash	11,130	20,036

Cash at beginning of period	8,906	-
Cash at end of period	$20,036	$20,036

See accompanying notes to the financial statements

GOLDEN BRIDGE CORP.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — NATURE OF BUSINESS

Golden Bridge Corp. (the “Company”), a development stage company, was incorporated on November 3, 2010 in the state of Delaware. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

At September 30, 2011, the Company has not yet commenced any operations. All activity from November 3, 2010 (Date of Inception) through September 30, 2011 relates to the Company’s formation and the initial Securities and Exchange Commission (“SEC”) registration.

Going Concern and Plan of Operation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is in the development stage and has not earned any revenues from operations to date. These conditions raise substantial doubt about its ability to continue as a going concern.

The Company is currently devoting its efforts to locate merger candidates.  The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Development Stage Company

The Company is a development stage company as defined by ASC 915-10-05, “Development Stage Entity”. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated, since inception, have been considered as part of the Company’s development stage activities.

Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash

Cash consists primarily of cash in banks which are unrestricted as to withdrawal or use. Management believes that these major financial institutions are of high credit quality.

GOLDEN BRIDGE CORP.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Prepaid Expenses

Prepaid expenses are payments made in advance of the receipt of goods or service.  Prepayments are expensed at the receipt of goods or service rendered. As of September 30, 2011 and December 31, 2010, prepaid expense amounted to $0 and $12,500, respectively. The prepayment was a retainer to the attorney for preparing Form 10.

Income Tax

The Company accounts for income tax pursuant to ASC 740, Income Taxes, which uses an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or the future realization is uncertain.

The Company applies the provisions of ASC 740-10, Accounting For Uncertainty In Income Taxes, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in its financial statements. ASC 740-10 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. ASC 740-10 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements.

Fair Value

The Company has categorized its assets and liabilities at fair value based upon the fair value hierarchy specified by ASC 820.

The levels of fair value hierarchy are as follows:

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.

Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of September 30, 2011, the carrying amounts of financial assets and liabilities, such as cash and due to stockholder, approximate their fair values because of the short maturity of these instruments and market rates of interest available to the Company.

GOLDEN BRIDGE CORP.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per share

The Company reports earnings per share in accordance with the provisions of FASB ASC 260-10, "Earnings Per Share”. FASB ASC 260-10 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method. Currently, the Company has no potentially dilutive securities.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material affect on the accompanying financial statements.

NOTE 3 - STOCKHOLDER’S EQUITY

On November 3, 2010, the Company issued 5,000,000 shares of common stock at par value of $0.0001 to stockholders of the Company, for a total consideration of $50,000.

NOTE 4 - DUE TO STOCKHOLDER

Since inception, a stockholder has advanced the Company $507 to pay for start-up costs. The advances are interest free, unsecured and due on demand.

GOLDEN BRIDGE CORP.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 – INCOME TAX

The Company was incorporated in the state of Delaware and did not earn any income for the nine months ended September 30, 2011. The Company has incurred net loss of $33,370 and $33,971 for the nine months ended September 30, 2011 and the period from November 3, 2010 (inception) to September 30, 2011.

A summary of the deferred tax items is as follows:

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Deferred tax assets
Net operating loss carry forward	$11,550	$204
Total deferred tax assets	11,550	204
Less: Valuation allowance	(11,550)	(204)
	$-	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and net operating loss carry forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a full valuation allowance. The Company’s valuation allowance increased by $11,346 during the nine months ended September 30, 2011.

Uncertain tax position

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in its statement of operation. There were no unrecognized tax benefits for the nine months ended September 30, 2011. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions.  As of September 30, 2011, the Company did not accrue any interest and penalties.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for purposes of recognition or disclosure through the date the financial statements were issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Golden Bridge Corp. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company was incorporated in the State of Delaware on November 3, 2010 (Inception) and maintains its principal executive office Chrystie Street #6F, New York, NY 10002. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on August 11, 2011, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

The Company is currently considered to be a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months will be to complete the transactions contemplated by the Share Exchange.  In the event the Company does not consummate the transactions contemplated by the Share Exchange the Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)         filing Exchange Act reports, and
(ii)        investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $20,036 in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since our Registration Statement on Form 10 went effective, our management has not had any contact or discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

As of September 30, 2011, the Company had assets equal to $20,036 comprised exclusively of cash.  This compares with assets of $49,906 as of December 31, 2010, comprised of cash, prepaid expenses and stock subscription receivable.  The Company’s liabilities as of September 30, 2011 totaled $4,007, comprised of accrued expenses and other payables and amounts due to stockholder.  This compares to the Company’s liabilities as of December 31, 2010 of $507, comprised of funds advanced by a stockholder. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Nine Months Ended September 30, 2011	For the Cumulative Period from November 3, 2010 (Inception) to September 30, 2011
Net Cash (Used in) Operating Activities	$(17,370)	$(30,471)
Net Cash (Used in) Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$28,500	$50,507
Net Increase in Cash and Cash Equivalents	$11,130	$20,036

The Company has only cash assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 3, 2010 (Inception), through September 30, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended September 30, 2011, the Company had a net loss of $11,103 and $33,370, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in August of 2011 and general administrative expenses

For the cumulative period from November 3, 2010 (Inception) to September 30, 2011, the Company had a net loss of $33,971, comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in August of 2011 and general administrative expenses.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.              Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on November 3, 2010.

*3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 11, 2011, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golden Bridge Corp.

Dated: November 23, 2011	By:	/s/ Michael Chen
Michael Chen President, Secretary and Director Principal Executive Officer Principal Financial Officer